Form 10QSB/A
period 2007-06-30
MONDEO INVESTMENTS, INC.
filed 2007-08-14
CIK 1368557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB/A

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

PART I - Financial Information

Item 1. Financial Statements

These financial statements have not been reviewed by our independent registered public accounting firm.

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